Form 10-K/A
period 2018-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2017-B1
filed 2019-11-27
CIK 1713393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

Not Applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2019 under Commission File No. 333-207132-13 (the “Original Form 10-K”), is to file with the Commission: (i) a revised report on assessment of compliance with servicing criteria for asset-backed securities of Rialto Capital Advisors, LLC as Exhibit 33.15, as a replacement of the report on assessment of compliance filed as Exhibit 33.15 to the Original Form 10-K; and (ii) a revised attestation report on assessment of compliance with servicing criteria for asset-backed securities for Rialto Capital Advisors, LLC as Exhibit 34.15, as a replacement of the attestation report on assessment of compliance with servicing criteria for asset-backed securities filed as Exhibit 34.15 to the Original Form 10-K. No other changes have been made to the Original Form 10-K other than the changes described above.

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

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of August 1, 2017, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated August 29, 2017, and filed by the registrant on August 29, 2017 under Commission File No. 333-207132-13, and is incorporated by reference herein).

4.2	Trust and Servicing Agreement, dated as of June 9, 2017 (the “BXP 2017-GM TSA”), by and among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as servicer, AEGON USA Realty Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated August 29, 2017, and filed by the registrant on August 29, 2017 under Commission File No. 333-207132-13, and is incorporated by reference herein)[1].

4.3	Pooling and Servicing Agreement, dated as of August 1, 2017 (the “CD 2017-CD5 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated August 29, 2017, and filed by the registrant on August 29, 2017 under Commission File No. 333-207132-13, and is incorporated by reference herein)[2].

4.4	Trust and Servicing Agreement, dated as of June 20, 2017 (the “DAFC 2017-AMO TSA”), by and among Banc of America Merrill Lynch Large Loan, Inc., as depositor, KeyBank National Association, as servicer, Cohen Financial, a Division of SunTrust Bank, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated August 29, 2017, and filed by the registrant on August 29, 2017 under Commission File No. 333-207132-13, and is incorporated by reference herein)[3].

4.5	Pooling and Servicing Agreement, dated as of June 1, 2017 (the “BANK 2017-BNK5 PSA”), by and among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated August 29, 2017, and filed by the registrant on August 29, 2017 under Commission File No. 333-207132-13, and is incorporated by reference herein)[4].

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[5]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

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

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer (filed as Exhibit 33.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 33.16 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 33.18 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services, LLC, as operating advisor for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA (filed as Exhibit 33.16 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (filed as Exhibit 33.16 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer (filed as Exhibit 34.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 34.16 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 34.18 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services, LLC, as operating advisor for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA (filed as Exhibit 34.16 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (filed as Exhibit 34.16 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

35	Servicer compliance statements.[6]

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer (filed as Exhibit 35.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

35.4	Servicer compliance statement, Wells Fargo Bank, National Association, as servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 35.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 35.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

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

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

35.7	Servicer compliance statement, Citibank, N.A., as certificate administrator for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA (filed as Exhibit 35.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

35.9	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (filed as Exhibit 35.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (filed as Exhibit 35.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-13, and is incorporated by reference herein)

99.1	Mortgage Loan Purchase Agreement, dated as of August 1, 2017, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated August 29, 2017, and filed by the registrant on August 29, 2017 under Commission File No. 333-207132-13, and is incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of August 1, 2017, between Morgan Stanley Mortgage Capital Holdings LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Morgan Stanley Mortgage Capital Holdings LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated August 29, 2017, and filed by the registrant on August 29, 2017 under Commission File No. 333-207132-13, and is incorporated by reference herein).

99.3	Mortgage Loan Purchase Agreement, dated as of August 1, 2017, between Bank of America, National Association and Citigroup Commercial Mortgage Securities Inc., pursuant to which Bank of America, National Association sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated August 29, 2017, and filed by the registrant on August 29, 2017 under Commission File No. 333-207132-13, and is incorporated by reference herein).

99.4	Mortgage Loan Purchase Agreement, dated as of August 1, 2017, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated August 29, 2017, and filed by the registrant on August 29, 2017 under Commission File No. 333-207132-13, and is incorporated by reference herein).

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 27, 2019

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Richard Simpson
Richard Simpson, President