Form 10-K
period 2022-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2017-B1
filed 2023-03-31
CIK 1713393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

388 Greenwich Street Trading, 4th Floor

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

Not Applicable

EXPLANATORY NOTES

1 Effective December 14, 2022, Trimont Real Estate Advisors, LLC resigned as operating advisor under the CGCMT 2017-B1 PSA and BellOak, LLC has been appointed as the successor operating advisor under the CGCMT 2017-B1 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on December 19, 2022 under Commission File No. 333-207132-13.

2 The General Motors Building mortgage loan, which represented approximately 9.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The General Motors Building mortgage loan and the related companion loan(s) are serviced pursuant to the BXP 2017-GM TSA. Effective as of July 26, 2021, AEGON USA Realty Advisors LLC was terminated as the special servicer under the BXP 2017-GM TSA and Argentic Services Company LP has been appointed to act as successor special servicer under the BXP 2017-GM TSA, as disclosed in the Current Report on Form 8-K filed by the registrant on July 26, 2021 under Commission File No. 333-207132-13. Effective as of July 15, 2022, Argentic Services Company LP was terminated as the special servicer under the BXP 2017-GM TSA and Green Loan Services LLC has been appointed to act as successor special servicer under the BXP 2017-GM TSA, as disclosed in the Current Report on Form 8-K filed by the registrant on July 15, 2022 under Commission File No. 333-207132-13.

3 The Brookwood Self Storage LA-MS Portfolio mortgage loan, which represented approximately 4.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The IGT Reno mortgage loan, which represented approximately 1.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Brookwood Self Storage LA-MS Portfolio mortgage loan, the IGT Reno mortgage loan, and each of the related companion loan(s) are serviced pursuant to the CD 2017-CD5 PSA.

4 The Del Amo Fashion Center mortgage loan, which represented approximately 2.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Del Amo Fashion Center mortgage loan and the related companion loan(s) are serviced pursuant to the DAFC 2017-AMO TSA. Effective as of September 18, 2020, Cohen Financial, a Division of SunTrust Bank was terminated as the special servicer under the DAFC 2017-AMO TSA and Situs Holdings, LLC has been appointed to act as successor special servicer under the DAFC 2017-AMO TSA, as disclosed in the Current Report on Form 8-K filed by the registrant on September 18, 2020 under Commission File No. 333-207132-13.

5 The Crossgates Commons mortgage loan, which represented approximately 1.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Crossgates Commons mortgage loan and the related companion loan(s) are serviced pursuant to the BANK 2017-BNK5 PSA. Effective as of June 21, 2022, CWCapital Asset Management LLC was terminated as the special servicer under the BANK 2017-BNK5 PSA and LNR Partners, LLC has been appointed to act as successor special servicer under the BANK 2017-BNK5 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on June 21, 2022 under Commission File No. 333-207132-13.

6 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) KeyBank National Association, as master servicer for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA, (ii) Situs Holdings, LLC, as special servicer for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA and (iii) CWCapital Asset Management LLC, as general special servicer for the Crossgates Commons mortgage loan prior to June 21, 2022 under the BANK 2017-BNK5 PSA, are not included in this report on Form 10-K because each of KeyBank National Association, Situs Holdings, LLC and CWCapital Asset Management LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the BXP 2017-GM TSA, the DAFC 2017-AMO TSA and the BANK 2017-BNK5 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

7 This annual report on Form 10-K does not include the servicer compliance statements of (i) Argentic Services Company LP, as special servicer for the General Motors Building mortgage loan prior to July 15, 2022 under the BXP 2017-GM TSA, (ii) Green Loan Services LLC, as special servicer for the General Motors Building mortgage loan on and after July 15, 2022 under the BXP 2017-GM TSA (iii) Rialto Capital Advisors, LLC, as special servicer for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA, (iv) KeyBank National Association, as master servicer for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA, (v) Situs Holdings LLC, as special servicer for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA, and (vi) CWCapital Asset Management LLC, as general special servicer for the Crossgates Commons mortgage loan prior to June 21, 2022 under the BANK 2017-BNK5 PSA, because each of Argentic Services Company LP, Green Loan Services LLC, Rialto Capital Advisors, LLC, KeyBank National Association, Situs Holdings, LLC and CWCapital Asset Management LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the BXP 2017-GM TSA, the DAFC 2017-AMO TSA and the BANK 2017-BNK5 PSA and (ii) Citibank, N.A. as certificate administrator under the CD 2017-CD5 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial

Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss. On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss. On November 10, 2022, the First Department granted DBNTC and DBTCA’s motion for leave to appeal to the Court of Appeals, and denied IKB’s separate motion for reargument and leave to appeal. On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021. On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint. On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts. On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust. On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue (including all claims as to 5 trusts), leaving 17 trusts at issue. Discovery is ongoing.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement.

Disclosure from Wells Fargo Bank, National Association (“Wells Fargo Bank”) (i) as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA, (ii) as custodian for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA and (iii) as custodian for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA:

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

4.1

Pooling and Servicing Agreement, dated as of August 1, 2017 (the "CGCMT 2017-B1 PSA"), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated August 29, 2017, and filed by the registrant on August 29, 2017 under Commission File No. 333-207132-13, and is incorporated by reference herein). (see Explanatory Note #1)

4.2

Trust and Servicing Agreement, dated as of June 9, 2017 (the “BXP 2017-GM TSA”), by and among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as servicer, Green Loan Services LLC (as successor to AEGON USA Realty Advisors, LLC), as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated August 29, 2017, and filed by the registrant on August 29, 2017 under Commission File No. 333-207132-13, and is incorporated by reference herein). (see Explanatory Note #2)

4.3

Pooling and Servicing Agreement, dated as of August 1, 2017 (the “CD 2017-CD5 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated August 29, 2017, and filed by the registrant on August 29, 2017 under Commission File No. 333-207132-13, and is incorporated by reference herein). (see Explanatory Note #3)

4.4

Trust and Servicing Agreement, dated as of June 20, 2017 (the “DAFC 2017-AMO TSA”), by and among Banc of America Merrill Lynch Large Loan, Inc., as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC (as successor to Cohen Financial, a Division of SunTrust Bank), as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated August 29, 2017, and filed by the registrant on August 29, 2017 under Commission File No. 333-207132-13, and is incorporated by reference herein). (see Explanatory Note #4)

4.5

Pooling and Servicing Agreement, dated as of June 1, 2017 (the “BANK 2017-BNK5 PSA”), by and among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, LNR Partners, LLC (as successor to CWCapital Asset Management LLC), as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated August 29, 2017, and filed by the registrant on August 29, 2017 under Commission File No. 333-207132-13, and is incorporated by reference herein). (see Explanatory Note #5)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #6)

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3a	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor

33.3b	Report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as trustee (see Exhibit 33.5)

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.1)

33.9a

Report on assessment of compliance with servicing criteria for asset-backed securities, Argentic Services Company LP, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA

33.9b

Report on assessment of compliance with servicing criteria for asset-backed securities, Green Loan Services LLC, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA

33.10a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA

33.10b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.7)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the General Motors Building mortgage loan under the BXP 2017-GM TSA

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.1)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.4)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.7)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 33.12)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services, LLC, as operating advisor for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA (see Exhibit 33.15)

33.21a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA (see Exhibit 33.10a)

33.21b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA (see Exhibit 33.10b)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA (see Exhibit 33.12)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (see Exhibit 33.1)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (see Exhibit 33.2)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (see Exhibit 33.15)

33.26a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (see Exhibit 33.10a)

33.26b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (see Exhibit 33.10b)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (see Exhibit 33.7)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (see Exhibit 33.12)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

34.3a	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor

34.3b	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as trustee (see Exhibit 34.5)

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.1)

34.9a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Argentic Services Company LP, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA

34.9b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Green Loan Services LLC, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA

34.10a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA

34.10b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.7)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the General Motors Building mortgage loan under the BXP 2017-GM TSA

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.1)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.4)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.7)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 34.12)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services, LLC, as operating advisor for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA (see Exhibit 34.15)

34.21a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA (see Exhibit 34.10a)

34.21b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA (see Exhibit 34.10b)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Del Amo Fashion Center mortgage loan under the DAFC 2017-AMO TSA (see Exhibit 34.12)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (see Exhibit 34.1)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (see Exhibit 33.2)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (see Exhibit 34.15)

34.26a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (see Exhibit 34.10a)

34.26b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (see Exhibit 34.10b)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (see Exhibit 34.7)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (see Exhibit 34.12)

35	Servicer compliance statements. (see Explanatory Note #7)

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Wells Fargo Bank, National Association, as servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 35.1)

35.5

Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Brookwood Self Storage LA-MS Portfolio mortgage loan and the IGT Reno mortgage loan under the CD 2017-CD5 PSA (see Exhibit 35.1)

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (see Exhibit 35.1)

35.7	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Crossgates Commons mortgage loan under the BANK 2017-BNK5 PSA (see Exhibit 35.2)

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

Date: March 31, 2023

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Richard Simpson
Richard Simpson, President